Form 10-Q
period 2011-01-31
GREENTECH TRANSPORTATION INDUSTRIES INC.
filed 2011-03-17
CIK 1500304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

                        Commission file number 333-169251


                    Greentech Transportation Industries Inc.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                          7000 Merrill Avenue, Suite 31
                                 Chino, CA 91710
          (Address of principal executive offices, including zip code)

                Telephone (909) 614-7007 Facsimile (909) 614-7007

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 shares as of March 17, 2011

ITEM 1. FINANCIAL STATEMENTS.

The un-audited financial statements for the quarter ended January 31, 2011, prepared by the company, immediately follow.

                    GREENTECH TRANSPORTATION INDUSTRIES INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  January 31,         July 31,
                                                                     2011               2010
                                                                   --------           --------
                                                                  (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  6,090           $ 20,000
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  6,090             20,000
                                                                   --------           --------

      TOTAL ASSETS                                                 $  6,090           $ 20,000
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  2,080           $     --
  Loan Payable - Related Party                                          801                801
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             2,881                801

      TOTAL LIABILITIES                                               2,881                801

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 150,000,000 shares
   authorized; 20,000,000 shares issued and outstanding
   as of January 31, 2011 and  July 31, 2010                         20,000             20,000
  Deficit accumulated during development stage                      (16,791)              (801)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            3,209             19,199
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  6,090           $ 20,000
                                                                   ========           ========


                        See Notes to Financial Statements

                    GREENTECH TRANSPORTATION INDUSTRIES INC.
                          (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                        June 25, 2010
                                            Three Months           Six Months            (inception)
                                               ended                 ended                 through
                                             January 31,           January 31,           January 31,
                                                2011                  2011                  2011
                                             -----------           -----------           -----------
REVENUES
  Revenues                                   $        --           $        --           $        --
                                             -----------           -----------           -----------
TOTAL REVENUES                                        --                    --                    --

EXPENSES
  General & Administrative Expenses                1,653                 8,490                 9,291
  Professional Fees                                2,000                 7,500                 7,500
                                             -----------           -----------           -----------
TOTAL EXPENSES                                     3,653                15,990                16,791
                                             -----------           -----------           -----------

NET INCOME (LOSS)                            $    (3,653)          $   (15,990)          $   (16,791)
                                             ===========           ===========           ===========

BASIC EARNINGS PER SHARE                     $      0.00           $      0.00
                                             ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    20,000,000            20,000,000
                                             ===========           ===========


                        See Notes to Financial Statements

                    GREENTECH TRANSPORTATION INDUSTRIES INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                       June 25, 2010
                                                                      Six Months         (inception)
                                                                        ended              through
                                                                      January 31,        January 31,
                                                                         2011               2011
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(15,990)          $(16,791)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                      2,080              2,080
    Loan Payable - Related Party                                             --                801
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (13,910)           (13,910)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --             20,000
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             20,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                         (13,910)             6,090

CASH AT BEGINNING OF PERIOD                                              20,000                 --
                                                                       --------           --------

CASH AT END OF PERIOD                                                  $  6,090           $  6,090
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                             $     --           $     --
                                                                       ========           ========

  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                        See Notes to Financial Statements

                    GREENTECH TRANSPORTATION INDUSTRIES INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                January 31, 2011
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Greentech Transportation Industries Inc. (the Company) was incorporated under the laws of the State of Nevada on June 25, 2010. The Company was formed to engage in distributing competitively priced eco friendly low emission city transit buses, luxury motor coaches, recreational vehicles, automobiles and personal pleasure vehicles to the global market place with an initial emphasis on the Americas to meet environmental policy requirements.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, and development of its business plan. The Company has not commenced operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected July 31, year-end.

B. BASIC EARNINGS PER SHARE

ASC No. 260, "Earnings Per Share", specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with ASC No. 250 all adjustments are normal and recurring.

                    GREENTECH TRANSPORTATION INDUSTRIES INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                January 31, 2011
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E. INCOME TAXES

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

F. REVENUE

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has not generated any revenue since its inception.

G. ADVERTISING

The Company will expense its advertising when incurred. There has been no advertising since inception.

H. NEW ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company's financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from June 25, 2010 (inception) to January 31, 2011 and generated a net loss of $16,791. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses. Management does not believe that the Company's current cash of $6,090 is not sufficient to cover the expenses they will incur during the next twelve months.

                    GREENTECH TRANSPORTATION INDUSTRIES INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                January 31, 2011
--------------------------------------------------------------------------------

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Phillip Oldridge, an officer and director of the Company, will provide the Company with use of office space and services free of charge. The Company's officers and directors are involved in other business activities and may in the future, become involved in other business opportunities as they become available. Thus they may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

After the completion of the Company's current S-1 offering, Ian B. McAvoy, an executive officer and director, will own 66.6% of its common stock. He will have a significant influence in determining the outcome of all corporate transactions, including approval of significant corporate transactions, changes in control of the company or other corporate matters. He could make decisions without regard to the interests of minority shareholders.

As of January 31, 2011, $801 is owed to Phillip Oldridge and is non interest bearing with no specific repayment terms.

NOTE 6. INCOME TAXES

                                                          As of January 31, 2011
                                                          ----------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 5,709
       Other                                                            0
                                                                  -------
     Gross deferred tax assets                                      5,709
     Valuation allowance                                           (5,709)
                                                                  -------

     Net deferred tax assets                                      $     0
                                                                  =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                    GREENTECH TRANSPORTATION INDUSTRIES INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                January 31, 2011
--------------------------------------------------------------------------------

NOTE 7. NET OPERATING LOSSES

As of January 31, 2011, the Company has a net operating loss carryforward of approximately $16,791. Net operating loss carryforwards expire twenty years from the date the losses were incurred.

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On Jun 25, 2010 the Company issued a total of 20,000,000 shares of common stock to one director for cash at $0.001 per share for a total of $20,000.

As of January 31, 2011 the Company had 20,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of January 31, 2011:

     * Common stock, $ 0.001 par value: 150,000,000 shares authorized; 20,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-Q that are attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenue to date. We have incurred $16,791 in expenses through January 31, 2011. We have sold $20,000 in equity securities to pay for our minimum level of operations.

On January 19, 2011 our Registration Statement on Form S-1, filed with the Securities and Exchange Commission, was declared effective, registering 10,000,000 shares of common stock at $0.01 per share to raise $100,000. We have not yet sold any shares pursuant to the offering which will expire on July 7, 2011, unless extended by our Board of Directors for an additional 90 days.

Our current cash balance is $6,090 with $2,881 in outstanding liabilities. We believe our cash balance along with loans from our director is sufficient to fund our limited levels of operations until we receive funding. If we experience a shortage of funds prior to funding we may utilize funds from our directors, who have informally agreed to advance funds to allow us to operate in a limited scenario; however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. In order to achieve our business plan goals, we will need the funding from our offering.

The following table provides selected financial data about our company for January 31, 2011.

                      Balance Sheet Data:           1/31/11
                      -------------------           -------

                      Cash                          $6,090
                      Total assets                  $6,090
                      Total liabilities             $2,881
                      Shareholders' equity          $3,209

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2011 was $6,090 with $2,881 in outstanding liabilities. Of the outstanding liabilities there is $801 in loan payable to a director. The amount is non-interest bearing with no specific terms of repayment. We are a development stage company and have generated no revenue since inception to January 31, 2011.

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin selling the products we plan distribute. There is no assurance we will ever reach that point.

PLAN OF OPERATION

We initially plan to market and distribute the GTI brand vehicles in the Americas as this market has the largest demand for eco tech equipment at this time. We will fulfill all customer orders from our offices in Chino, California, USA. For initial orders in Latin America the equipment will be shipped complete to the country of order, as the Chinese buses currently meet all requirements in the Latin American market. Later equipment for North American orders will be shipped on pallets from Asia to Long Beach, California, USA and final assembly will be completed in the USA to meet federal "Buy America" requirements, with the Chinese manufacturing entity being responsible for final assembly. The equipment will then be shipped by truck or rail to its final destination in North America.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs. Our 12 month budget is based on minimum operations which will be completely funded by the $100,000 raised through our offering. If we begin to generate profits we will increase our sales activity accordingly. We estimate sales to begin within 12 to 18 months. Because our business is client-driven, our revenue requirements will be reviewed and adjusted based on sales. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum.

We plan to complete our 12 month milestones, after receiving funding from this offering, as follows:

First Quarter: (currently estimated to be February 2011 - April 2011)

Travel to finalize exclusive distribution contracts.                            Travel costs $5,000
Hire consultant for webpage optimization and creation
of marketing materials.                                                         Marketing costs $4,000
Auditor fees for financial review and attorney fees                             Legal & Acctg costs $5,000
Set up office and hire administrative employee.                                 Administrative costs $11,500
First prototype anticipated to be shipped to the USA: March 2011                (No cost to Company)

                                    Total First Quarter Costs                   $25,500

Second Quarter: (currently estimated to be May 2011 - July 2011)

Advertising to cities & municipalities                                          Advertising costs $3,000
Travel to finalize low/sealed bid contracts.                                    Travel costs $4,000
Printing of marketing materials and trade show costs.                           Marketing costs $2,000
Auditor fees for financial review and attorney fees                             Legal & Acctg costs $5,000
Salary for administrative employee and office costs.                            Administrative costs $9,500
First Latin American Sale: July 2011

                                    Total Second Quarter Costs                  $23,500

Third Quarter: (currently estimated to be August 2011 - October 2011)

Advertising to cities & municipalities                                          Advertising costs $3,000
Travel to finalize low/sealed bid contracts and visit China manufacturers       Travel costs $6,000
Printing of marketing materials and trade show costs.                           Marketing costs $2,000
Auditor fees for financial review and attorney fees                             Legal & Acctg costs $5,000
Salary for administrative employee and office costs.                            Administrative costs $9,500

                                    Total Third Quarter Costs                   $25,500

Fourth Quarter: (currently estimated to be November 2011 - January 2012)

Advertising to cities & municipalities                                          Advertising costs $4,000
Travel to finalize low/sealed bid contracts                                     Travel costs $3,000
Printing of marketing materials and trade show costs.                           Marketing costs $2,000
Auditor fees for financial audit and attorney fees                              Legal & Acctg costs $7,000
Salary for administrative employee and office costs.                            Administrative costs $9,500
First North American Sale: December 2011

                                    Total Fourth Quarter Costs                  $25,500

If the Company has customers or revenue during this 12-month period, the business plan may change or be accelerated. There can, however, be no assurance that the Company will have either customers or revenue. Typically the low/sealed bid process includes a 20-30% down payment at the time of order and the remaining Cash on Delivery terms. On large production orders progress payments based upon production milestones are utilized. Production of a new bus generally takes 2 months with overseas shipping taking 1 month. For the initial orders into the Latin American market, with complete buses being delivered, lead time on an order would therby be a minimum of 3 months before GTI would receive full payment.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6. OTHER INFORMATION.

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS.

On February 28, 2011, Phillip W. Oldridge resigned as Principle Executive Officer and Director of the Company and David Oldridge resigned as Director of the Company. Additionally, effective February 28, 2010, Ian B. McAvoy, the Principal Financial Officer and a Director of the Company was appointed as Principle Executive Officer of the Company.

There are no understandings or arrangements between Mr. McAvoy and any other person pursuant to which he was appointed Principle Executive Officer. Mr. McAvoy presently does not serve on any Company committee. Mr. McAvoy is now the sole Officer and Director of the Company.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-169251, at the SEC website at www.sec.gov:

     Exhibit No.                          Description
     -----------                          -----------

        3.1          Articles of Incorporation*
        3.2          Bylaws*
       31.1          Sec. 302 Certification of Principal Executive Officer
       31.2          Sec. 302 Certification of Principal Financial Officer
       32.1          Sec. 906 Certification of Principal Executive Officer
       32.2          Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2011.

                           Greentech Transportation Industries, Inc., Registrant


                           By: /s/ Ian B. McAvoy
                              --------------------------------------------------
                              Ian B. McAvoy, Principal Executive Officer,
                              Principal Financial Officer, Principal
                              Accounting Officer and Sole Director

In accordance with the requirements of the Securities Act of 1933, this report was signed by the following persons in the capacities and dates stated.

     Name                                 Title                       Date
     ----                                 -----                       ----


Ian B. McAvoy                  Principal Executive Officer,       March 17, 2011
---------------------------    Principal Accounting & Financial
Ian B. McAvoy                  Officer & Director