Form 10-Q
period 2011-04-30
GREENTECH TRANSPORTATION INDUSTRIES INC.
filed 2011-06-09
CIK 1500304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 shares as of June 7, 2011

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended April 30, 2011, prepared by the company, immediately follow.

                    GREENTECH TRANSPORTATION INDUSTRIES INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   April 30,          July 31,
                                                                     2011               2010
                                                                   --------           --------
                                                                  (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  3,458           $ 20,000
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  3,458             20,000
                                                                   --------           --------

      TOTAL ASSETS                                                 $  3,458           $ 20,000
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  2,160           $     --
  Loan Payable - Related Party                                          801                801
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             2,961                801

      TOTAL LIABILITIES                                               2,961                801

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 150,000,000 shares
   authorized; 20,000,000 shares issued and outstanding
   as of April 30, 2011 and  July 31, 2010                           20,000             20,000
  Deficit accumulated during development stage                      (19,504)              (801)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              497             19,199
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  3,458           $ 20,000
                                                                   ========           ========


                        See Notes to Financial Statements

                    GREENTECH TRANSPORTATION INDUSTRIES INC.
                          (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                          June 25, 2010
                                             Three Months           Nine Months            (inception)
                                                ended                  ended                 through
                                               April 30,              April 30,              April 30,
                                                 2011                   2011                   2011
                                             ------------           ------------           ------------
REVENUES
  Revenues                                   $         --           $         --           $         --
                                             ------------           ------------           ------------
TOTAL REVENUES                                         --                     --                     --

EXPENSES
  General & Administrative Expenses                   713                  9,203                 10,004
  Professional Fees                                 2,000                  9,500                  9,500
                                             ------------           ------------           ------------
TOTAL EXPENSES                                      2,713                 18,703                 19,504
                                             ------------           ------------           ------------

NET INCOME (LOSS)                            $     (2,713)          $    (18,703)          $    (19,504)
                                             ============           ============           ============

BASIC EARNINGS PER SHARE                     $       0.00           $       0.00
                                             ============           ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     20,000,000             20,000,000
                                             ============           ============


                        See Notes to Financial Statements

                    GREENTECH TRANSPORTATION INDUSTRIES INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                       June 25, 2010
                                                                     Nine Months        (inception)
                                                                        ended             through
                                                                       April 30,          April 30,
                                                                         2011               2011
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(18,703)          $(19,504)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                      2,160              2,160
    Loan Payable - Related Party                                             --                801
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (16,543)           (16,543)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --             20,000
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             20,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                         (16,543)             3,458

CASH AT BEGINNING OF PERIOD                                              20,000                 --
                                                                       --------           --------

CASH AT END OF PERIOD                                                  $  3,458           $  3,458
                                                                       ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                             $     --           $     --
                                                                       ========           ========

  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                        See Notes to Financial Statements

                    GREENTECH TRANSPORTATION INDUSTRIES INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2011
--------------------------------------------------------------------------------

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

                    GREENTECH TRANSPORTATION INDUSTRIES INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2011
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from June 25, 2010 (inception) to April 30, 2011 and generated a net loss of $19,504. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses. Management does not believe that the Company's current cash of $3,458 is not sufficient to cover the expenses they will incur during the next twelve months.

                    GREENTECH TRANSPORTATION INDUSTRIES INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2011
--------------------------------------------------------------------------------

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Ian McAvoy, an officer and director of the Company, will provide the Company with use of office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available. Thus he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

As of April 30, 2011, $801 is owed to Phillip Oldridge and is non interest bearing with no specific repayment terms.

NOTE 6. INCOME TAXES

                                                            As of April 30, 2011
                                                            --------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 6,631
       Other                                                            0
                                                                  -------
     Gross deferred tax assets                                      6,631
     Valuation allowance                                           (6,631)
                                                                  -------

     Net deferred tax assets                                      $     0
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

                    GREENTECH TRANSPORTATION INDUSTRIES INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2011
--------------------------------------------------------------------------------

NOTE 7. NET OPERATING LOSSES

As of April 30, 2011, the Company has a net operating loss carryforward of approximately $19,504. Net operating loss carryforwards expire twenty years from the date the losses were incurred.

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

As of April 30, 2011 the Company had 20,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of April 30, 2011:

     * Common stock, $ 0.001 par value: 150,000,000 shares authorized; 20,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenue to date. We have incurred $19,504 in expenses through April 30, 2011. We have sold $20,000 in equity securities to pay for our minimum level of operations.

On January 19, 2011 our Registration Statement on Form S-1, filed with the Securities and Exchange Commission, was declared effective, registering 10,000,000 shares of common stock at $0.01 per share to raise $100,000. We have not yet sold any shares pursuant to the offering which will expire on July 7, 2011, unless extended by our Board of Directors for an additional 90 days.

We incurred operating expenses of $2,713 and $18,703 for the three months and nine months ended April 30, 2011, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business.

Our current cash balance is $3,458 with $2,961 in outstanding liabilities. We believe our cash balance along with loans from our director is sufficient to fund our limited levels of operations until we receive funding. If we experience a shortage of funds prior to funding we may utilize funds from our directors, who have informally agreed to advance funds to allow us to operate in a limited scenario; however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. In order to achieve our business plan goals, we will need the funding from our offering.

The following table provides selected financial data about our company for April 30, 2011.

                      Balance Sheet Data:          4/30/11
                      -------------------          -------

                      Cash                          $3,458
                      Total assets                  $3,458
                      Total liabilities             $2,961
                      Shareholders' equity          $  497

On February 28, 2011, Phillip W. Oldridge resigned as Principle Executive Officer and Director of the Company and David Oldridge resigned as Director of the Company. Additionally, effective February 28, 2010, Ian B. McAvoy, the Principal Financial Officer and a Director of the Company was appointed as Principle Executive Officer of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2011 was $3,458 with $2,961 in outstanding liabilities. Of the outstanding liabilities there is $801 in loan payable to a former director. The amount is non-interest bearing with no specific terms of repayment. We are a development stage company and have generated no revenue since inception to April 30, 2011.

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

We plan to complete our 12 month milestones, after receiving funding from this offering, as follows:

First Quarter: (currently estimated to be February 2011 - April 2011)

                           Total First Quarter Costs                            $0

Second Quarter: (currently estimated to be May 2011 - July 2011)

Travel to finalize exclusive distribution contracts.                            Travel costs $5,000
Hire consultant for webpage optimization and creation of marketing materials.   Marketing costs $4,000
Auditor fees for financial review and attorney fees                             Legal & Acctg costs $5,000
Set up office and hire administrative employee.                                 Administrative costs $11,500
First prototype anticipated to be shipped to the USA:  March 2011               (No cost to Company)
Advertising to cities & municipalities                                          Advertising costs $3,000
Travel to finalize low/sealed bid contracts.                                    Travel costs $4,000
Printing of marketing materials and trade show costs.                           Marketing costs $2,000
Auditor fees for financial review and attorney fees                             Legal & Acctg costs $5,000
Salary for administrative employee and office costs.                            Administrative costs
$9,500
First Latin American Sale: July 2011

                           Total Second Quarter Costs                           $49,000

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

ITEM 4. CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 7, 2011.

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
                              Accounting Officer and Sole Director

In accordance with the requirements of the Securities Act of 1933, this report was signed by the following persons in the capacities and dates stated.

     Name                                 Title                        Date
     ----                                 -----                        ----


Ian B. McAvoy                  Principal Executive Officer,         June 7, 2011
---------------------------    Principal Accounting & Financial
Ian B. McAvoy                  Officer & Director